Form 10-K
period 1999-12-31
FUND AMERICA INVESTORS CORP II PASS THRO CERT SERIES 1998-A
filed 2000-03-29
CIK 1091432

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)    /X/ Annual Report pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                     for fiscal year ended December 31, 1999
                                       or
              / / Transition Report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act 1934
            for the transaction period from __________to ___________

                        Commission File Number: 033-73748
                                               ----------

                                   ------------
                      FUND AMERICA INVESTORS CORPORATION II
            (IN RESPECT OF PASS-THROUGH CERTIFICATES, SERIES 1998-A)
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                    04-6866293
         --------------------------------                    -----------------
         (State or other jurisdiction                        (I.R.S. Employer
         of incorporation or organization)                   Identification No.)

         6400 S. FIDDLER'S GREEN CIRCLE,
         SUITE 1200B, ENGLEWOOD, COLORADO                     80111
         ---------------------------------                   ---------
         (Address of Principal Executive Offices)            Zip Code

                                (303) 290-6025
                   -------------------------------------------
               Registrant's telephone number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes / /   No /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1999.

                                 Not Applicable.

Number of shares of common stock outstanding as of December 31, 1999.

                                 Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

                                      None.

                      FUND AMERICA INVESTORS CORPORATION II
                    PASS-THROUGH CERTIFICATES, SERIES 1998-A
                    ----------------------------------------
                                    FORM 10-K

                                      INDEX


                                                                                                            PAGE
PART I.

      Item 1. Business......................................................................................  4
      Item 2. Properties....................................................................................  4
      Item 3. Legal Proceedings.............................................................................  4
      Item 4. Submission of Matters to a Vote of Security Holders...........................................  4

PART II.

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.........................  5
      Item 6. Selected Financial Data.......................................................................  5
      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.........  5
      Item 8. Financial Statements and Supplementary Data...................................................  5
      Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..........  5

PART III.

      Item 10. Directors and Executive Officers of the Registrant...........................................  5
      Item 11. Executive Compensation.......................................................................  5
      Item 12. Security Ownership of Certain Beneficial Owners and Management...............................  5
      Item 13. Certain Relationships and Related Transactions...............................................  5

PART IV.

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  5

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 of Registrants
         Which Have Not Registered Securities Pursuant to Section 12 of such Act............................  6


SIGNATURES..................................................................................................  7

INDEX OF EXHIBITS...........................................................................................  8


                                     PART I


Item 1.  BUSINESS

This Annual Report is being filed by State Street Bank and Trust Company, solely in its capacity as Trustee (in such capacity, the Trustee) under the Pooling Agreement dated as of April 1, 1998 (the "Pooling Agreement") between Fund America Investors Corporation II, as Seller ("Registrant") and State Street Bank and Trust Company, as Trustee, pursuant to which Pooling Agreement the Registrant's Pass-Through Certificates, Series 1998-A (the "Certificates") were issued. Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

Certain of the information requested by this item is not applicable as the only business of the Trust Fund formed under the Pooling Agreement is the receipt of distributions from a portion of (i) one class of Guaranteed REMIC Pass-Through Certificates issued by Fannie Mae, formerly known as the Federal National Mortgage Association ("Fannie Mae"), representing beneficial ownership interest in a separate trust established by Fannie Mae (the "Pooled Fannie Mae Certificate"), (ii) two class of certificates issued by Freddie Mac, formerly known as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), as part of separate series of such certificates, including one class of Payment Exchange Certificates and one class of Multiclass REMIC Certificates (the "Pooled Freddie Mac Certificates", and together with the Pooled Fannie Mae Certificate, the "Pooled Agency Certificates"), (iii) a single class of collateralized mortgage obligations, Series 1993-A, issued by the Fund America Investors Trust I (the "Pooled Non-Agency Certificate," and together with the Pooled Agency Certificates, the "Pooled Certificates"), and (iv) certain United States Treasury Securities (the "Treasury Securities", and together with the Pooled Certificates, the "Underlying Certificates"), which portion of the Underlying Certificates are the only assets of the Trust.

The information contained in this Annual Report on Form 10-K has been or is based on information supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

As used in this Annual Report on Form 10-K, "Not Applicable" or "not applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission's Staff with respect to certificates substantially similar to the Certificates.

Item 2.  PROPERTIES

Information regarding the assets of the Trust has been set forth in the Prospectus and Prospectus Supplement relating to the Certificates and filed with the Commission.

Item 3.  LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings involving either of (i) the Trust (including the Underlying Certificates) or (ii) with respect to the Certificates or the Trust, the Registrant or the Trustee, other than ordinary routine litigation, if any, incidental to the Trustee's or the Registrant's duties under the Pooling Agreement and not material when taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or consent of the holders of the Certificates during the period covered by this report.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Presently, there is no established trading market for the Certificates known to the Registrant. As of January 28, 2000 there is one (1) registered holder of all Classes of the Certificates, including direct participants of the Depository Trust Company ("DTC") but excluding Cede & Co., DTC's nominee. The computation of the number of holders is based upon the number of individual participants in a security position listings.

Item 6.  SELECTED FINANCIAL DATA

Not Applicable.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not Applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not Applicable.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the Trust or the Certificates.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not Applicable.

Item 11. EXECUTIVE COMPENSATION

Not Applicable.

                                    PART III

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)(1) FINANCIAL STATEMENTS

           Not Applicable.

      (a)(2) FINANCIAL STATEMENT SCHEDULES

      Not Applicable.

      (a)(3) EXHIBITS

      Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

            4. Pooling Agreement dated as of April 1, 1998, by and between Fund America Investors Corporation II, as Seller, and State Street Bank and Trust Company, as Trustee.

            99.1*    Security Ownership of Certain Beneficial Owners.

            99.2* Aggregate Data With Respect to Distributions on the Certificates.

      (b) The following Reports on Form 8-K were filed with the Commission by or on behalf of the Registrant with respect to the Certificates during the last quarter of the period covered by this report:

            Report on Form 8-K dated October 26, 1999, reporting items 5 and 7.

            Report on Form 8-K dated November 26, 1999, reporting items 5 and 7.

            Report on Form 8-K dated December 26, 1999, reporting items 5 and 7.

      (c) Information aggregating certain data information reported to Certificateholders with respect to distributions on their Certificates made in 1999 is set forth in Exhibit 99.2 annexed hereto.

------------------
*  Filed herewith




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates. The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FUND AMERICA INVESTORS CORPORATION
                                  II (In Respect of its PASS-THROUGH
                                  CERTIFICATES, SERIES 1998-A)

Dated:  March 29, 2000            By:  State Street Bank and Trust Company,
                                       solely in its capacity as Trustee of the
                                       Trust Fund for the Registrant's
                                       Pass-Through Certificates, Series 1998-A
                                       and not individually


                                  By: /s/Vaneta Bernard
                                  --------------------------------------------
                                      Vaneta Bernard, Assistant Vice President

                                INDEX OF EXHIBITS




EXHIBIT NO.           DESCRIPTION

99.1 Security Ownership of Certain Beneficial Owners (with original principal balances).

99.2 Aggregate Data With Respect to Distributions on the Certificates Made in 1999.